Form 10-Q
period 2006-05-31
Greenbrier Railcar, LLC; Gunderson Rail Services, LLC; Gunderson, LLC; Gunderson Marine, LLC; GREENBRIER COMPANIES INC; Autostack CO , LLC; Greenbrier-Concarril, LLC; Greenbrier Leasing Company, LLC; Greenbrier Leasing, L.P.; Greenbrier Leasing LTD Partner, LLC
filed 2006-06-29
CIK 1334566, 1334567, 1334568, 1334569, 923120, 1334558, 1334559, 1334560, 1334562, 1334564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to
Commission File No. 1-13146
THE GREENBRIER COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Oregon (State of Incorporation)	93-0816972 (I.R.S. Employer Identification No.)
One Centerpointe Drive, Suite 200, Lake Oswego, OR 97035

(Address of principal executive offices)	(Zip Code)
(503) 684-7000
(Registrant’s telephone number, including area code)
CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

Autostack Company, LLC	Oregon	3743	93-0981840
Greenbrier-Concarril, LLC	Oregon	3743	93-1262344
Greenbrier Leasing Company, LLC	Oregon	3743	31-0789836
Greenbrier Leasing, L.P.	Oregon	3743	91-1960693
Greenbrier Leasing Limited Partner, LLC	Oregon	3743	93-1266038
Greenbrier Management Services, LLC	Oregon	3743	93-1266040
Greenbrier Railcar, LLC	Oregon	3743	93-0971066
Gunderson, LLC	Oregon	3743	93-0180205
Gunderson Marine, LLC	Oregon	3743	93-1127982
Gunderson Rail Services, LLC	Oregon	3743	93-1123815
Gunderson Specialty Products, LLC	Oregon	3743	93-0180205

The Greenbrier Companies, Inc. One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000	Autostack Company, LLC One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000	Greenbrier Concarril, LLC One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000	Greenbrier Leasing Company, LLC One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000

Greenbrier Leasing, L.P. One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000	Greenbrier Leasing Limited Partner, LLC One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000	Greenbrier Management Services, LLC One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000	Greenbrier Railcar, LLC One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000

Gunderson, LLC 4350 NW Front Avenue Portland, Oregon 97210 (503) 972-5700	Gunderson Marine, LLC 4350 NW Front Avenue Portland, Oregon 97210 (503) 972-5700	Gunderson Rail Services, LLC One Centerpointe Drive, Suite 200 Lake Oswego, Oregon 97035-8612 (503) 684-7000	Gunderson Specialty Products, LLC 4350 NW Front Avenue Portland, Oregon 97210 (503) 972-5700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.. (Check one):
Large accelerated filer ☐          Accelerated filer ☑           Non–accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of the registrant’s common stock, without par value, outstanding on June 21, 2006 was 15,933,535 shares.

THE GREENBRIER COMPANIES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Consolidated Balance Sheets

	May 31,	August 31,
(In thousands, except per share amounts, unaudited)	2006	2005
Assets
Cash and cash equivalents	$186,660	$73,204
Restricted cash	2,059	93
Accounts and notes receivable	94,947	122,957
Inventories	148,662	121,698
Railcars held for sale	60,675	59,421
Equipment on operating leases	242,380	183,155
Investment in direct finance leases	4,968	9,974
Property, plant and equipment	78,755	73,203
Other	32,755	27,502

	$851,861	$671,207

Liabilities and Stockholders’ Equity
Revolving notes	$21,313	$12,453
Accounts payable and accrued liabilities	188,478	195,258
Participation	11,086	21,900
Deferred income taxes	34,626	31,629
Deferred revenue	14,395	6,910
Notes payable	369,789	214,635

Subordinated debt	5,003	8,617

Subsidiary shares subject to mandatory redemption	—	3,746

Commitments and contingencies (Note 12)	—	—

Stockholders’ equity:
Preferred stock — without par value; 25,000 shares authorized; none outstanding	—	—
Common stock — without par value; 50,000 shares authorized; 15,934 and 15,479 shares outstanding at May 31, 2006 and August 31, 2005	16	15
Additional paid-in capital	69,726	62,768
Retained earnings	137,479	113,987
Accumulated other comprehensive loss	(50)	(711)

	207,171	176,059

	$851,861	$671,207

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands, except per share amounts, unaudited)	2006	2005	2006	2005
Revenue
Manufacturing	$236,052	$266,090	$609,570	$700,295
Leasing & services	30,036	19,944	79,094	58,701

	266,088	286,034	688,664	758,996

Cost of revenue
Manufacturing	211,444	241,491	539,835	642,149
Leasing & services	10,172	9,561	31,281	30,512

	221,616	251,052	571,116	672,661

Margin	44,472	34,982	117,548	86,335

Other costs
Selling and administrative	18,082	15,276	51,025	41,392
Interest and foreign exchange	5,963	2,285	17,406	9,639
Special charges	—	2,913	—	2,913

	24,045	20,474	68,431	53,944
Earnings before income taxes and equity in unconsolidated subsidiaries	20,427	14,508	49,117	32,391

Income tax expense	(9,866)	(5,881)	(22,266)	(12,833)

Earnings before equity in unconsolidated subsidiaries	10,561	8,627	26,851	19,558

Equity in earnings (loss) of unconsolidated subsidiaries	119	417	409	(322)

Net earnings	$10,680	$9,044	$27,260	$19,236

Basic earnings per common share	$0.67	$0.60	$1.74	$1.29

Diluted earnings per common share	$0.67	$0.58	$1.71	$1.24

Weighted average common shares:
Basic	15,887	15,020	15,685	14,957
Diluted	15,979	15,605	15,918	15,564
The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Consolidated Statements of Cash Flows

	Nine Months Ended
	May 31,
(In thousands, unaudited)	2006	2005
Cash flows from operating activities
Net earnings	$27,260	$19,236
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	3,049	679
Tax benefit of stock options exercised and dividends on restricted stock awards	1,949	1,941
Depreciation and amortization	19,170	16,840
Gain on sales of equipment	(10,606)	(4,300)
Other	59	499
Decrease (increase) in assets:
Accounts and notes receivable	29,633	(34,535)
Inventories	(22,959)	7,969
Railcars held for sale	(25,523)	(27,558)
Other	(147)	(3,656)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(10,671)	(5)
Participation	(10,814)	(15,660)
Deferred revenue	7,242	1,148

Net cash provided by (used in) operating activities	7,642	(37,402)

Cash flows from investing activities
Principal payments received under direct finance leases	1,710	4,524
Proceeds from sales of equipment	23,665	23,125
Investment in and net advances to unconsolidated subsidiary	517	(49)
Acquisition of joint venture interest	—	8,435
Decrease (increase) in restricted cash	(1,961)	624
Capital expenditures	(67,146)	(49,478)

Net cash used in investing activities	(43,215)	(12,819)

Cash flows from financing activities
Changes in revolving notes	7,858	6,541
Proceeds from issuance of notes payable net of issuance cost	154,933	170,028
Repayments of notes payable	(5,740)	(66,334)
Repayment of subordinated debt	(3,615)	(5,157)
Dividends	(3,766)	(2,692)
Net proceeds from sale of common stock	—	127,466
Purchase and retirement of common stock	—	(127,538)
Proceeds from exercise of stock options	5,010	1,727
Purchase of subsidiary shares subject to mandatory redemption	(4,636)	—

Net cash provided by financing activities	150,044	104,041

Effect of exchange rate changes	(1,015)	1,358
Increase in cash and cash equivalents	113,456	55,178
Cash and cash equivalents
Beginning of period	73,204	12,110

End of period	$186,660	$67,288

Cash paid during the period for
Interest	$22,176	$8,367
Income taxes	$13,855	$9,444
Non-cash activity
Transfer of railcars held for sale to equipment on operating leases	$23,954	$—
Supplemental disclosure of subsidiary acquired
Assets acquired, net of cash	$—	$(19,051)
Liabilities assumed	—	19,529
Investment previously booked for unconsolidated joint venture	—	7,957

Cash acquired	$—	$8,435

The accompanying notes are an integral part of these statements.

THE GREENBRIER COMPANIES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Interim Financial Statements
The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and Subsidiaries (Greenbrier or the Company) as of May 31, 2006 and for the three months and nine months ended May 31, 2006 and 2005 have been prepared without audit and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the periods indicated. The results of operations for the three and nine months ended May 31, 2006 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2006. Certain reclassifications have been made to the prior period’s Consolidated Financial Statements to conform to the current year presentation.
Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2005 Annual Report on Form 10-K.
Management estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes and disclosure of contingent assets and liabilities within the financial statements. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.
Initial Adoption of Accounting Policies — On September 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (stock options and restricted stock) granted to employees. The implementation did not have a material effect on the Company’s Consolidated Financial Statements as all stock options were vested prior to August 31, 2005. Restricted stock grants are currently being recorded as compensation expense over the vesting period, consistent with prior periods.
Prospective Accounting Changes — In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections which replaces Accounting Principles Board (APB) opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires retrospective application, unless impracticable, for changes in accounting principles in the absence of transition requirements specific to newly adopted accounting principles. This statement is effective for any accounting changes and corrections of errors made by the Company beginning September 1, 2006.
Note 2 — Acquisitions
In September 1998, Greenbrier entered into a joint venture with Bombardier Transportation (Bombardier) to build railroad freight cars at a portion of Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party held a 50% non-controlling interest in the joint venture. In December 2004, Greenbrier acquired Bombardier’s interest and will pay Bombardier a purchase price of $9.0 million over five years and, as a result of the allocation of the purchase price among assets and liabilities, recorded $1.3 million in goodwill. Greenbrier leases a portion of the plant from Bombardier and has entered into a service agreement under which Bombardier provides labor and other services. These operations, previously accounted for under the equity method, were consolidated for financial reporting purposes beginning in December 2004.

THE GREENBRIER COMPANIES, INC.
The following unaudited pro forma consolidated financial information for Greenbrier was prepared as if the transaction to acquire Bombardier’s equity in the Mexican operations had occurred at the beginning of the period presented:

Proforma
Nine Months Ended
May 31,
(In thousands, except per share amounts)	2005
Revenue	$787,682
Net earnings	$18,736
Basic earnings per share	$1.25
Diluted earnings per share	$1.20
The unaudited pro forma financial information is not necessarily indicative of what actual results would have been had the transaction occurred at the beginning of the period presented.
In December 2005, all of the Canadian subsidiary shares subject to mandatory redemption of $3.7 million were redeemed for $5.3 million. The redemption resulted in a $0.9 million decrease in accumulated other comprehensive income and interest expense of $0.7 million.
Note 3 — Special Charges
The results of operations for the three and nine months ended May 31, 2005 include special charges of $2.9 million for debt prepayment penalties and costs associated with settlement of interest rate swap agreements on $55.7 million of notes payable that were refinanced during the quarter through a $175.0 million senior unsecured note offering.
Note 4 — Inventories

	May 31,	August 31,
(In thousands)	2006	2005
Manufacturing supplies and raw materials	$38,664	$33,653
Work-in-process	113,817	91,637
Lower of cost or market adjustment	(3,819)	(3,592)

	$148,662	$121,698

Note 5 — Warranty Accruals
Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, estimates are based on historical information for similar product types. The accrual, included in accounts payable and accrued liabilities on the Consolidated Balance Sheet, is periodically reviewed and updated based on warranty trends.

THE GREENBRIER COMPANIES, INC.
Warranty accrual activity:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2006	2005	2006	2005
Balance at beginning of period	$11,860	$14,149	$15,037	$12,691
Charged to cost of revenue	1,198	887	1,114	2,867
Payments	(1,287)	(722)	(4,685)	(2,527)
Currency translation effect	248	(563)	553	552
Acquisition	—	—	—	168

Balance at end of period	$12,019	$13,751	$12,019	$13,751

Note 6 — Notes Payable

	May 31,	August 31,
(In thousands)	2006	2005
Senior unsecured notes	$235,000	$175,000
Convertible senior notes	100,000	—
Term loans	34,757	39,479
Other	32	156

	$369,789	$214,635

On November 21, 2005, the Company issued, at par, through a private placement, $60.0 million aggregate principal amount of 8 3/8% senior unsecured notes due 2015. In January 2006, Greenbrier filed a registration statement with respect to an offer to exchange these senior unsecured notes for a new issue of identical notes registered with the Securities and Exchange Commission. In March 2006, the exchange for the registered notes was completed. The transaction is an additional offering under the indenture entered into in connection with the Company’s sale of $175.0 million of senior unsecured notes in May 2005. The $235.0 million combined senior unsecured notes (the Notes) have identical terms. Payment on the Notes is guaranteed by substantially all of the Company’s domestic subsidiaries. Interest is paid in arrears on May 15th and November 15th of each year.
On May 22, 2006, the Company issued, at par, through a private placement, $100.0 million aggregate principal amount of 2 3/8% convertible senior notes due 2026. Interest will be paid semiannually in arrears commencing November 15, 2006. Greenbrier also will pay contingent interest of 3/8% on the notes in certain circumstances commencing with the six month period beginning May 15, 2013. Greenbrier is obligated to file a registration statement with respect to an offer to exchange the convertible notes for a new issue of identical notes registered with the Securities and Exchange Commission prior to August 16, 2006 and is also obligated to cause the registration statement to be effective before November 14, 2006. Payment on the convertible notes is guaranteed by substantially all of the Company’s domestic subsidiaries.
The convertible senior notes will be convertible upon the occurrence of specified events into cash and shares, if any, of Greenbrier’s common stock at an initial conversion rate of 20.8125 shares per $1,000 principal amount of the notes (which is equal to an initial conversion price of $48.05 per share). The initial conversion rate is subject to adjustment upon the occurrence of certain events, as defined. On or after May 15, 2013, Greenbrier may redeem all or a portion of the notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. On May 15, 2013, May 15, 2016 and May 15, 2021 and in the event of certain fundamental changes, holders may require the Company to repurchase all or a portion of their notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.

THE GREENBRIER COMPANIES, INC.
Term loans are due in varying installments through August 2017 and are generally collateralized by certain property, plant and equipment. As of May 31, 2006, the effective interest rates on the term loans ranged from 4.4% to 8.4%.
The revolving and operating lines of credit, along with notes payable, contain covenants with respect to the Company and various subsidiaries, the most restrictive of which, among other things, limit the ability to: incur additional indebtedness or guarantees; pay dividends; enter into sale leaseback transactions; create liens; sell assets; engage in transactions with affiliates; enter into mergers, consolidations or sales of substantially all the Company’s assets; and enter into new lines of business. The covenants also require certain minimum levels of tangible net worth, maximum ratios of debt to equity or total capitalization and minimum levels of interest coverage.
Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain term loans. At May 31, 2006, such agreements had a notional amount of $21.0 million and mature between August 2006 and March 2011.
The remaining principal payments on the notes payable are due as follows:

(In thousands)
Year Ending August 31,
2006 (Remaining three months)	$7,450
2007	4,517
2008	3,978
2009	4,169
2010	5,375
Thereafter	344,300

$369,789

Note 7 — Accumulated Other Comprehensive Loss
The following is a reconciliation of net earnings to comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2006	2005	2006	2005
Net earnings	$10,680	$9,044	$27,260	$12,767
Reclassification of derivative financial instruments recognized in net earnings (net of tax)	(508)	(1,302)	(2,526)	(2,789)
Unrealized gain (loss) on derivative financial instruments (net of tax)	(181	(1,480	1,440	4,072
Foreign currency translation adjustment (net of tax)	269	(1,706)	1,747	(391)

Comprehensive income (loss)	$10,260	$4,556	$27,921	$13,659

THE GREENBRIER COMPANIES, INC.
Accumulated other comprehensive loss, net of tax effect, consisted of the following:

	Unrealized
	Gains (Losses)	Foreign	Accumulated
	on Derivative	Currency	Other
	Financial	Translation	Comprehensive
(In thousands)	Instruments	Adjustment	Income (Loss)
Balance, August 31, 2005	$1,241	$(1,952)	$(711)
Nine month activity	(1,086)	1,747	661

Balance, May 31, 2006	$155	$(205)	$(50)

Note 8 — Earnings Per Share
The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2006	2005	2006	2005
Weighted average basic common shares outstanding	15,887	15,020	15,685	14,957
Dilutive effect of employee stock options	92	585	233	607

Weighted average diluted common shares outstanding	15,979	15,605	15,918	15,564

Weighted average diluted common shares outstanding includes the incremental shares that would be issued upon the assumed exercise of stock options as calculated using the treasury stock method. No options were anti-dilutive for the three and nine months ended May 31, 2006 and 2005.
Note 9 — Stock Based Compensation
Prior to the adoption of SFAS 123R on September 1, 2005, compensation expense for employee stock options was measured using the method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with APB Opinion No. 25, Greenbrier did not recognize compensation expense for employee stock options because options were only granted with an exercise price equal to the fair value of the stock on the effective date of grant. If the Company had elected to recognize compensation expense using a fair value approach, the pro forma net earnings and earnings per share would have been as follows:

	Three Months	Nine Months
	Ended	Ended
(In thousands, except per share amounts)	May 31, 2005
Net earnings, as reported	$9,044	$19,236
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax (1)	(31)	(114)

Net earnings, pro forma	$9,013	$19,122

Basic earnings per share
As reported	$0.60	$1.29

Pro forma	$0.60	$1.28

Diluted earnings per share
As reported	$0.58	$1.24

Pro forma	$0.58	$1.23

(1)	Compensation expense was determined based on the Black-Scholes-Merton option pricing model which was developed to estimate the value of publicly traded options. Greenbrier’s options are not publicly traded.

THE GREENBRIER COMPANIES, INC.
All stock options were vested prior to September 1, 2005 and accordingly no compensation expense was recognized for stock options for the three and nine months ended May 31, 2006. The value, at the date of grant, of stock awarded under restricted stock grants is amortized as compensation expense over the vesting period of two to five years. For the three and nine months ended May 31, 2006, $0.7 million and $2.1 million in compensation expense was recognized related to restricted stock grants. Minimal expense was recognized for the three and nine months ended May 31, 2005.
Note 10 — Derivative Instruments
Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign currency forward exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. The Company’s foreign currency forward exchange contracts and interest rate swap agreements are designated as cash flow hedges, and therefore the unrealized gains and losses are recorded in accumulated other comprehensive income (loss).
At May 31, 2006 exchange rates, forward exchange contracts for the sale of United States dollars aggregated $23.0 million, Pound Sterling aggregated $8.5 million and Euro aggregated $5.2 million. Adjusting these contracts to the fair value of these cash flow hedges at May 31, 2006 resulted in an unrealized pre-tax gain of $0.9 million that was recorded in the line item accumulated other comprehensive income and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As these contracts mature at various dates through September 2006, any such gain or loss remaining will be recognized in manufacturing revenue along with the related transactions. In the event that the underlying sales transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in accumulated other comprehensive income (loss) would be reclassified to the current year’s results of operations.
At May 31, 2006 exchange rates, interest rate swap agreements had a notional amount of $21.0 million and mature between August 2006 and March 2011. The fair value of these cash flow hedges at May 31, 2006 resulted in an unrealized pre-tax loss of $0.7 million. The loss is included in accumulated other comprehensive loss and the fair value of the contracts is included in accounts payable and accrued liabilities on the Consolidated Balance Sheet. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swaps are reclassified from accumulated other comprehensive income (loss) and charged or credited to interest expense. At May 31, 2006 interest rates, approximately $0.2 million would be reclassified to interest expense in the next 12 months.
Note 11 — Segment Information
Greenbrier has two reportable segments: manufacturing and leasing & services. The accounting policies of the segments are described in the summary of significant accounting policies in the Consolidated Financial Statements contained in the Company’s 2005 Annual Report on Form 10-K. Performance is evaluated based on margin. Intersegment sales and transfers are accounted for as if the sales or transfers were to third parties.

THE GREENBRIER COMPANIES, INC.
The information in the following table is derived directly from the segments’ internal financial reports used for corporate management purposes.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands)	2006	2005	2006	2005
Revenue:
Manufacturing	$205,693	$278,736	$663,215	$733,973
Leasing & services	34,680	26,252	94,661	71,376
Intersegment eliminations	25,715	(18,954)	(69,212)	(46,353)

	$266,088	$286,034	$688,664	$758,996

Margin:
Manufacturing	$24,608	$24,599	$69,735	$58,146
Leasing & services	19,864	10,383	47,813	28,189

	$44,472	$34,982	$117,548	$86,335

Note 12 — Commitments and Contingencies
From time to time, Greenbrier is involved as a defendant in litigation in the ordinary course of business, the outcome of which cannot be predicted with certainty. The most significant litigation is as follows:
On April 20, 2004, BC Rail Partnership initiated litigation against the Company in the Supreme Court of Nova Scotia, alleging breach of contract and negligent manufacture and design of railcars which were involved in a 1999 derailment. No trial date has been set.
On November 3, 2004, and November 4, 2004, in the District Court of Tarrant County, Texas, and in the District Court of Lancaster County, Nebraska, respectively, litigation was initiated against the Company by Burlington Northern Santa Fe Railway (BNSF). BNSF alleges the failure of a supplier-provided component part on a railcar manufactured by Greenbrier in 1988, resulted in a derailment and a chemical spill. On June 21, 2006, the District Court of Tarrant County, Texas, issued a letter ruling indicating the Company’s motion for summary judgment would be granted as to all claims.
On September 23, 2004, two current employees and one former employee of the Company filed a civil complaint in Multnomah County Circuit Court, State of Oregon, alleging that the Company failed to comply with Oregon wage and hour laws. Greenbrier agreed to a settlement on February 24, 2006 in an amount that was fully accrued in the prior year and paid during the current quarter.
On June 27, 2005, an individual initiated litigation against Union Pacific Railroad alleging general and economic damages in the amount of $1.5 million, for personal injuries incurred while operating a handbrake on a railcar operating on Union Pacific’s lines. On September 16, 2005, Union Pacific initiated litigation against Greenbrier claiming indemnity and contribution. A settlement was agreed to among the parties on May 12, 2006 with Greenbrier agreeing to pay $20,000 in return for a full release.
Greenbrier and a customer, SEB Finans AB (SEB), have raised performance concerns related to a component that the Company installed on 372 railcar units with an aggregate sales value of approximately $20.0 million produced under a contract with SEB. On December 9, 2005, SEB filed a Statement of Claim in an arbitration proceeding in Stockholm, Sweden, against Greenbrier alleging that the cars are defective and cannot be used for their intended purpose. SEB seeks damages in an undisclosed amount. In a Statement of Defense and Counterclaim filed with the Arbitral Tribunal

THE GREENBRIER COMPANIES, INC.
on February 1, 2006, Greenbrier denied that there were defects in the railcar units delivered for which Greenbrier is liable and filed Counterclaims against SEB in total amounting to approximately $11.0 million plus interest representing payments in default under the contract. No hearing date has been set. Greenbrier believes that applicable law provides an opportunity to remedy the performance issues and that an engineering solution is likely. The component supplier has effectively filed for the United Kingdom equivalent of bankruptcy protection. Accordingly, Greenbrier’s recourse against the supplier may be of limited or no value.
Management intends to vigorously defend its position in each of the open foregoing cases and believes that any ultimate liability resulting from the above litigation will not materially affect the Company’s Consolidated Financial Statements.
The Company is involved as a defendant in other litigation initiated in the ordinary course of business. While the ultimate outcome of such legal proceedings cannot be determined at this time, management believes that the resolution of these actions will not have a material adverse effect on the Company’s Consolidated Financial Statements.
The Internal Revenue Service (IRS) has conducted an audit of the Company’s federal income tax returns for the years ended 1999 through 2002. In connection with the audit, the IRS has reviewed the Company’s decision to take a tax deduction in the amount of $52.6 million on its 2002 federal tax return relating to European operations. The Company has been in settlement discussion with the staff of the IRS and has reached a tentative settlement regarding the amount and timing of the tax deductions to be taken. As a result of the tentative settlement, the Company has recorded a $3.0 million after-tax charge, which consists of accrued interest of $0.8 million and taxes of $2.2 million, in its Consolidated Statement of Operations in the third quarter ended May 31, 2006. The agreement remains subject to final documentation and the final approval of the Internal Revenue Service. It is also subject, as required by law, to the approval of the Congressional Joint Committee on Taxation. The Joint Committee review is expected to be completed no earlier than the Fall of 2006.
Environmental studies have been conducted of the Company’s owned and leased properties that indicate additional investigation and some remediation on certain properties may be necessary. The Company’s Portland, Oregon manufacturing facility is located adjacent to the Willamette River. The United States Environmental Protection Agency (EPA) has classified portions of the river bed, including the portion fronting Greenbrier’s facility, as a federal “National Priority List” or “Superfund” site due to sediment contamination (the Portland Harbor Site). Greenbrier and more than 60 other parties, have received a “General Notice” of potential liability from the EPA relating to the Portland Harbor Site. The letter advised the Company that they may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. At this time, ten private and public entities have signed an Administrative Order on Consent to perform a remedial investigation/feasibility study of the Portland Harbor Site under EPA oversight, and four additional entities have not signed such consent, but are nevertheless contributing money to the effort. The study is expected to be completed in 2009. In May 2006, the EPA notified several additional entities, including other federal agencies that it is prepared to issue unilateral orders compelling additional participation in the remedial investigation. In addition, the Company has entered into a Voluntary Clean-Up Agreement with the Oregon Department of Environmental Quality in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland property may have released hazardous substances to the environment. The Company is also conducting groundwater remediation relating to a historical spill on the property.
Because these environmental investigations are still underway, the Company is unable to determine the amount of ultimate liability relating to these matters. Based on the results of the pending investigations and future assessments of natural resource damages, Greenbrier may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources. In addition, the Company may be required to perform periodic maintenance dredging in order to continue to launch vessels from its launch ways in Portland Oregon, on the Willamette river, and the river’s classification as a Superfund site could result in some limitations on future dredging and launch activities. Any of these matters could adversely affect the Company’s business and results of operations, or the value of its Portland property.
The Company has entered into contingent rental assistance agreements, aggregating a maximum of $11.9 million, on certain railcars subject to leases that have been sold to third parties. These agreements guarantee the purchasers a minimum lease rental, subject to a maximum defined rental assistance amount, over periods that range from one to six years. A liability is established and revenue is reduced in the period during which a determination can be made that it is

THE GREENBRIER COMPANIES, INC.
probable that a rental shortfall will occur and the amount can be estimated. For the three and nine months ended May 31, 2006 and 2005, no accruals were made to cover estimated future obligations as rental shortfalls were not considered probable. There is no liability accrued as of May 31, 2006. All of these agreements were entered into prior to December 31, 2002 and have not been modified since. The accounting for any future rental assistance agreements will comply with the guidance required by FASB Interpretation (FIN) 45 which pertains to contracts entered into or modified subsequent to December 31, 2002.
A portion of leasing & services revenue is derived from “car hire” which is a fee that a railroad pays for the use of railcars owned by other railroads or third parties. Car hire earned by a railcar is usually made up of hourly and mileage components. Until 1992, the Interstate Commerce Commission directly regulated car hire rates by prescribing a formula for calculating these rates. Government regulation of car hire rates continues, but the system of prescribed rates has been superseded by a system known as deprescription. A ten-year period used to phase in this new system ended on January 1, 2003. Deprescription is a system whereby railcar owners and users have the right to negotiate car hire rates. If the railcar owner and railcar user cannot come to an agreement on a car hire rate then either party has the right to call for arbitration. In arbitration either the owner’s or user’s rate is selected and that rate becomes effective for a one-year period. There is some risk that car hire rates could be negotiated or arbitrated to lower levels in the future. This could reduce future car hire revenue which amounted to $5.8 million and $18.2 million for the three and nine months ended May 31, 2006 and $6.7 million and $18.9 million for the three and nine months ended May 31, 2005.
In accordance with customary business practices in Europe, the Company has $15.0 million in bank and third party performance, advance payment, and warranty guarantee facilities, all of which have been utilized as of May 31, 2006. To date, no amounts have been drawn against these guarantee facilities.
The Company has outstanding letters of credit aggregating $3.3 million associated with facility leases and payroll.
At May 31, 2006, an unconsolidated subsidiary had $6.9 million of third party debt, for which the Company has guaranteed 33%, or approximately $2.3 million. In the event there is a change in control or insolvency by any of the three 33% investors that have guaranteed the debt, the remaining investor’s share of the guarantee will increase proportionately.
Greenbrier has jointly committed with Babcock & Brown Rail Management, LLC to purchase new railcars from unaffiliated manufacturers to be leased to third party customers. Greenbrier’s remaining portion of this commitment is $36.8 million. All purchases are estimated to be complete by the end of December 2006.
Note 13 — Guarantor/Non-Guarantor
The senior unsecured notes and convertible senior notes (see Note 6) issued on May 11, 2005, November 21, 2005 and May 17, 2006 are fully and unconditionally and jointly and severally guaranteed by certain of Greenbrier’s wholly owned subsidiaries: Autostack Company, LLC, Greenbrier-Concarril, LLC, Greenbrier Leasing Company, LLC, Greenbrier Leasing Limited Partner, LLC, Greenbrier Management Services, LLC, Greenbrier Leasing, L.P., Greenbrier Railcar, LLC, Gunderson, LLC, Gunderson Marine, LLC, Gunderson Rail Services, LLC, and Gunderson Specialty Products, LLC. No other subsidiaries guarantee the Notes and convertible senior notes.
The following supplemental consolidated condensed financial information of Greenbrier and its guarantor and non guarantor subsidiaries, as of May 31, 2006 and August 31, 2005 and for the three and nine months ended May 31, 2006 and 2005 is presented on the basis of Greenbrier accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as if the sales or transfers were to third parties.

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
   Condensed Consolidated Balance Sheet
   May 31, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands, unaudited)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$175,409	$162	$11,089	$—	$186,660
Restricted cash	—	—	2,059	—	2,059
Accounts and notes receivable	3,062	63,269	28,456	160	94,947
Inventories	—	108,296	40,366	—	148,662
Railcars held for sale	—	50,374	10,591	(290)	60,675
Equipment on operating leases	—	244,381	—	(2,001)	242,380
Investment in direct finance leases	—	4,968	—	—	4,968
Property, plant and equipment	—	55,472	23,283	—	78,755
Other	357,654	25,172	3,116	(353,187)	32,755

	$536,125	$552,094	$118,960	$(355,318)	$851,861

Liabilities and Stockholders’ Equity
Revolving notes	$—	$—	$21,313	$—	$21,313
Accounts payable and accrued liabilities	(13,985)	158,797	43,506	160	188,478
Participation	—	11,086	—	—	11,086
Deferred income taxes	1,280	35,393	(1,748)	(299)	34,626
Deferred revenue	1,280	7,241	5,874	—	14,395
Notes payable	342,224	13,618	13,947	—	369,789

Subordinated debt	—	5,003	—	—	5,003

Minority interest	—	(76)	—	76	—

Stockholders’ Equity	205,326	321,032	36,068	(355,255)	207,171

	$536,125	$552,094	$118,960	$(355,318)	$851,861

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
   Condensed Consolidated Statement of Operations
   For the three months ended May 31, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands, unaudited)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$—	$155,383	$62,532	$18,137	$236,052
Leasing & services	380	29,736	—	(80)	30,036

	380	185,119	62,532	18,057	266,088

Cost of revenue
Manufacturing	—	134,704	59,011	17,729	211,444
Leasing & services	—	10,189	—	(17)	10,172

	—	144,893	59,011	17,712	221,616

Margin	380	40,226	3,521	345	44,472

Other costs
Selling and administrative	4,550	11,077	2,455	—	18,082
Interest and foreign exchange	6,204	126	(287)	(80)	5,963

	10,754	11,203	2,168	(80)	24,045
Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(10,374)	29,023	1,353	425	20,427

Income tax (expense) benefit	1,735	(10,835)	(598)	(168)	(9,866)

	(8,639)	18,188	755	257	10,561

Minority interest	—	(11)	—	11	—
Equity in earnings (loss) of unconsolidated subsidiaries	19,319	119	—	(19,319)	119

Net earnings (loss)	$10,680	$18,296	$755	$(19,051)	$10,680

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
   Condensed Consolidated Statement of Operations
   For the nine months ended May 31, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands, unaudited)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$11,250	$418,313	$195,676	$(15,669)	$609,570
Leasing & services	3,036	78,110	—	(2,052)	79,094

	14,286	496,423	195,676	(17,721)	688,664

Cost of revenue
Manufacturing	10,207	359,867	185,233	(15,472)	539,835
Leasing & services	—	31,331	—	(50)	31,281

	10,207	391,198	185,233	(15,522)	571,116

Margin	4,079	105,225	10,443	(2,199)	117,548

Other costs
Selling and administrative	12,888	31,441	6,697	(1)	51,025
Interest and foreign exchange	16,714	2,930	226	(2,464)	17,406

	29,602	34,371	6,923	(2,465)	68,431

Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(25,523)	70,854	3,520	266	49,117

Income tax (expense) benefit	7,797	(28,199)	(1,764)	(100)	(22,266)

	(17,726)	42,655	1,756	166	26,851

Minority interest	—	(35)		35	—
Equity in earnings (loss) of unconsolidated subsidiaries	44,986	409	—	(44,986)	409

Net earnings (loss)	$27,260	$43,029	$1,756	$(44,785)	$27,260

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
   Condensed Consolidated Statement of Cash Flows
   For the nine months ended May 31, 2006

		Combined	Combined
		Guarantor	Non-Guarantor
(In thousands, unaudited)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$27,260	$43,029	$1,756	$(44,785)	$27,260
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	328	3,833	(1,212)	100	3,049
Tax benefit of options exercised and dividends on restricted stock awards	1,949	—	—	—	1,949
Depreciation and amortization	540	16,214	2,466	(50)	19,170
Gain on sales of equipment	—	(10,602)	—	(4)	(10,606)
Other	—	80	15	(36)	59
Decrease (increase) in assets:
Accounts and notes receivable	24,263	11,975	(6,489)	(116)	29,633
Inventories	—	(31,187)	8,228	—	(22,959)
Railcars held for sale	—	(20,483)	(4,728)	(312)	(25,523)
Other	(77,047)	26,958	320	49,622	(147)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(23,572)	13,939	(1,114)	76	(10,671)
Participation	—	(10,814)	—	—	(10,814)
Deferred revenue	(116)	1,854	5,504	—	7,242

Net cash provided by (used in) operating activities	(46,395)	44,796	4,746	4,495	7,642

Cash flows from investing activities:
Principal payments received under direct finance leases	—	1,710	—	—	1,710
Proceeds from sales of equipment	—	23,665	—	—	23,665
Investment in and net advances to unconsolidated subsidiary	—	517	—	—	517
Increase in restricted cash	—	—	(1,961)	—	(1,961)
Capital expenditures	—	(64,886)	(2,360)	100	(67,146)

Net cash provided by (used in) investing activities	—	(38,994)	(4,321)	100	(43,215)

Cash flows from financing activities
Changes in revolving notes	—	—	7,858	—	7,858
Proceeds from issuance of notes payable net of issuance cost	154,933	—	—	—	154,933
Repayments of notes payable	(848)	(4,153)	(739)	—	(5,740)
Repayments of subordinated debt	—	(3,615)	—	—	(3,615)
Dividends	(3,766)	—	—	—	(3,766)
Proceeds from exercise of stock options	5,010	—	—	—	5,010
Purchase of subsidiary’s shares subject to mandatory redemption	—	—	—	(4,636)	(4,636)

Net cash provided by (used in) financing activities	155,329	(7,768)	7,119	(4,636)	150,044

Effect of exchange rate changes	(285)	75	(805)	—	(1,015)
Increase (decrease) in cash and cash equivalents	108,649	(1,891)	6,739	(41)	113,456
Cash and cash equivalents
Beginning of period	66,760	2,053	4,350	41	73,204

End of period	$175,409	$162	$11,089	$—	$186,660

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
   Condensed Consolidated Balance Sheet
   August 31, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$66,760	$2,053	$4,350	$41	$73,204
Restricted cash	—	—	93	—	93
Accounts and notes receivable	27,325	75,762	19,827	43	122,957
Inventories	—	77,110	44,588	—	121,698
Railcars held for sale	—	54,165	5,863	(607)	59,421
Equipment on operating leases	—	185,104	—	(1,949)	183,155
Investment in direct finance leases	—	9,974	—	—	9,974
Property, plant and equipment	8	51,381	21,814	—	73,203
Other	276,072	24,788	2,635	(275,993)	27,502

	$370,165	$480,337	$99,170	$(278,465)	$671,207

Liabilities and Stockholders’ Equity
Revolving notes	$—	$—	$12,453	$—	$12,453
Accounts payable and accrued liabilities	9,586	144,672	40,916	84	195,258
Participation	—	21,900	—	—	21,900
Deferred income taxes	952	31,560	(484)	(399)	31,629
Deferred revenue	1,396	5,387	127	—	6,910
Notes payable	183,072	17,772	13,791	—	214,635

Subordinated debt	—	8,617	—	—	8,617
Minority	—	(111)	—	111	—
Subsidiary shares subject to mandatory redemption	—	—	—	3,746	3,746
Stockholders’ Equity	175,159	250,540	32,367	(282,007)	176,059

	$370,165	$480,337	$99,170	$(278,465)	$671,207

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
  Condensed Consolidated Statement of Operations
  For the three months ended May 31, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$21,455	$168,314	$81,483	$(5,162)	$266,090
Leasing & services	99	20,554	—	(709)	19,944

	21,554	188,868	81,483	(5,871)	286,034

Cost of revenue
Manufacturing	19,685	150,209	76,122	(4,525)	241,491
Leasing & services	—	9,577	—	(16)	9,561

	19,685	159,786	76,122	(4,541)	251,052

Margin	1,869	29,082	5,361	(1,330)	34,982

Other costs
Selling and administrative	4,019	8,673	2,584	—	15,276
Interest and foreign exchange	1,636	1,836	(430)	(757)	2,285
Special charges	—	2,913	—	—	2,913

	5,655	13,422	2,154	(757)	20,474

Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(3,786)	15,660	3,207	(573)	14,508

Income tax (expense) benefit	1,351	(6,409)	(1,055)	232	(5,881)

	(2,435)	9,251	2,152	(341)	8,627
Minority interest	—	(9)		9	—
Equity in earnings (loss) of unconsolidated subsidiaries	11,479	417	—	(11,479)	417

Net earnings (loss)	$9,044	$9,659	$2,152	$(11,811)	$9,044

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
   Condensed Consolidated Statement of Operations
   For the nine months ended May 31, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue
Manufacturing	$62,065	$391,979	$258,417	$(12,166)	$700,295
Leasing & services	416	59,875	—	(1,590)	58,701

	62,481	451,854	258,417	(13,756)	758,996

Cost of revenue
Manufacturing	57,686	352,736	243,029	(11,302)	642,149
Leasing & services	—	30,564	—	(52)	30,512

	57,686	383,300	243,029	(11,354)	672,661

Margin	4,795	68,554	15,388	(2,402)	86,335

Other costs
Selling and administrative	10,635	23,597	7,160	—	41,392
Interest and foreign exchange	3,307	5,724	2,681	(2,073)	9,639
Special charges	—	2,913	—	—	2,913

	13,942	32,234	9,841	(2,073)	53,944

Earnings (loss) before income taxes, minority interest and equity in unconsolidated subsidiaries	(9,147)	36,320	5,547	(329)	32,391

Income tax (expense) benefit	3,689	(15,304)	(1,356)	138	(12,833)

	(5,458)	21,016	4,191	(191)	19,558
Minority interest	—	(6)		6	—
Equity in earnings (loss) of unconsolidated subsidiaries	24,694	328	—	(25,344)	(322)

Net earnings (loss)	$19,236	$21,338	$4,191	$(25,529)	$19,236

THE GREENBRIER COMPANIES, INC.
The Greenbrier Companies, Inc.
  Condensed Consolidated Statement of Cash Flows
  For the nine months ended May 31, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
(In thousands)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$19,236	$21,338	$4,191	$(25,529)	$19,236
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Deferred income taxes	2,176	(198)	(1,161)	(138)	679
Tax benefit of stock options exercised	1,941	—	—	—	1,941
Depreciation and amortization	57	14,184	2,653	(54)	16,840
Gain on sales of equipment	—	(3,942)	—	(358)	(4,300)
Other	—	206	300	(7)	499
Decrease (increase) in assets:
Accounts and notes receivable	(103,192)	61,531	7,229	(103)	(34,535)
Inventories	—	7,712	257	—	7,969
Railcars held for sale	—	(25,461)	(2,837)	740	(27,558)
Other	(24,852)	(3,260)	(888)	25,344	(3,656)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(14,967)	27,571	(12,713)	104	(5)
Participation	—	(15,660)	—	—	(15,660)
Deferred revenue	1,435	(1,313)	1,025	1	1,148

Net cash provided by (used in) operating activities	(118,166)	82,708	(1,944)	—	(37,402)

Cash flows from investing activities:
Principal payments received under direct finance leases	—	4,524	—	—	4,524
Proceeds from sales of equipment	—	23,125	—	—	23,125
Investment in and net advances to unconsolidated subsidiaries	—	(49)	—	—	(49)
Acquisition of joint venture interest	—	8,435	—	—	8,435
Decrease in restricted cash	—	—	624	—	624
Capital expenditures	—	(47,129)	(2,349)	—	(49,478)

Net cash used in investing activities	—	(11,094)	(1,725)	—	(12,819)

Cash flows from financing activities:
Changes in revolving notes	—	—	6,541	—	6,541
Proceeds from the issuance of notes payable net of issuance cost	170,028	—	—	—	170,028
Repayments of notes payable	(781)	(64,880)	(673)	—	(66,334)
Repayments of subordinated debt	—	(5,157)	—	—	(5,157)
Dividends	(2,692)	—	—	—	(2,692)
Net proceeds from sale of common stock	127,466				127,466
Purchase and retirement of common stock	(127,538)				(127,538)
Proceeds from exercise of stock options	1,727	—	—	—	1,727

Net cash provided by (used in) financing activities	168,210	(70,037)	5,868	—	104,041

Effect of exchange rate changes	(109)	2,652	(1,185)	—	1,358
Increase (decrease) in cash and cash equivalents	49,935	4,229	1,014	—	55,178

Cash and cash equivalents
Beginning of period	—	10,454	1,656	—	12,110

End of period	$49,935	$14,683	$2,670	$—	$67,288

THE GREENBRIER COMPANIES, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
We currently operate in two primary business segments: manufacturing and leasing & services. These two business segments are operationally integrated. With operations in the United States, Canada, Mexico and Europe the manufacturing segment produces double-stack intermodal railcars, conventional railcars, tank cars, marine vessels and performs railcar repair, refurbishment and maintenance activities. We produce rail castings through an unconsolidated joint venture and may also manufacture new freight cars through the use of unaffiliated subcontractors. The leasing & services segment owns approximately 9,000 railcars and provides management services for approximately 135,000 railcars owned by railroads, shippers, carriers, and other leasing and transportation companies. Segment performance is evaluated based on margins.
Our manufacturing backlog of railcars for sale and lease as of May 31, 2006 was approximately 16,900 railcars with an estimated value of $1.14 billion compared to 11,500 railcars valued at $650.0 million as of May 31, 2005. Current period backlog includes approximately 13,000 units that will be delivered to the customer over a five year period. Approximately 7,700 units under this contract are for delivery beyond calendar year 2007 and are subject to our fulfillment of certain competitive conditions. Substantially all of the current backlog has been priced to cover anticipated material price increases and surcharges. As these sales prices include an anticipated pass-through of vendor material price increases and surcharges, they are not necessarily indicative of increased margins on future production. There is still risk that material prices could increase beyond amounts used to price our sale contracts which would adversely impact margins in our backlog.
Certain materials and components continue to be in short supply, including castings, wheels, axles and couplers, which could potentially impact production at our new railcar and refurbishment facilities. In an effort to mitigate shortages and reduce supply chain costs, we have entered into strategic alliances for the global sourcing of certain components.
The Internal Revenue Service (IRS) has conducted an audit of our federal income tax returns for the years ended 1999 through 2002. In connection with the audit, the IRS has reviewed our decision to take a tax deduction in the amount of $52.6 million on our 2002 federal tax return relating to European operations. We have been in settlement discussion with the staff of the IRS and have reached a tentative settlement regarding the amount and timing of the tax deductions to be taken. As a result of the tentative settlement, we have recorded a $3.0 million after-tax charge, which consists of accrued interest of $0.8 million and taxes of $2.2 million, on our Consolidated Statement of Operations in the third quarter ended May 31, 2006. The agreement remains subject to final documentation and the final approval of the Internal Revenue Service. It is also subject, as required by law, to the approval of the Congressional Joint Committee on Taxation. The Joint Committee review is expected to be completed no earlier than the Fall of 2006.
On May 22, 2006, we issued, at par, through a private placement, $100.0 million aggregate principal amount of 2.375% convertible senior notes due 2026. Interest will be paid semiannually in arrears commencing November 15, 2006. We are obligated to file a registration statement with respect to an offer to exchange the convertible notes for a new issue of identical notes registered with the Securities and Exchange Commission prior to August 16, 2006 and are also obligated to cause the registration statement to be effective before November 14, 2006. Proceeds from the notes are intended to be used for working capital, general corporate purposes, capital expenditures and potential acquisitions.
On November 21, 2005, we issued, at par, through a private placement, $60.0 million aggregate principal amount of 8 3/8 % senior unsecured notes due 2015 which were subsequently exchanged for a new issue of identical notes registered with the Securities and Exchange Commission. The transaction was an additional offering under the indenture entered into in connection with our sale of $175.0 million of senior unsecured notes in May 2005. The $235.0 million combined senior unsecured notes (the Notes) have identical terms. Payment on the Notes is guaranteed by substantially all of our domestic subsidiaries. Interest is paid in arrears on May 15th and November 15th of each year. Proceeds of the Notes are intended to be used for working capital, general corporate purposes, capital expenditures and potential acquisitions.

THE GREENBRIER COMPANIES, INC.
In December 2005, all of the Canadian subsidiary shares subject to mandatory redemption of $3.7 million were redeemed for $5.3 million. The redemption resulted in a $0.9 million decrease in accumulated other comprehensive income and a $0.7 million increase in interest expense.
In September 1998, we entered into a joint venture with Bombardier Transportation (Bombardier) to build railroad freight cars at a portion of Bombardier’s existing manufacturing facility in Sahagun, Mexico. Each party held a 50% non-controlling interest in the joint venture. In December 2004, we acquired Bombardier’s interest for $9.0 million payable over five years. We lease a portion of the plant from Bombardier and have entered into a service agreement under which Bombardier provides labor and other services. The Mexican operations, previously accounted for under the equity method, were consolidated for financial reporting purposes beginning in December 2004.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes and disclosure of contingent assets and liabilities within the financial statements. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.
Income taxes — For financial reporting purposes, income tax expense is estimated based on planned tax return filings. The amounts anticipated to be reported in those filings may change between the time the financial statements are prepared and the time the tax returns are filed. Further, because tax filings are subject to review by taxing authorities, there is also the risk that a position taken in preparation of a tax return may be challenged by a taxing authority. If the taxing authority is successful in asserting a position different than that taken by us, differences in tax expense or between current and deferred tax items may arise in future periods. Such differences, which could have a material impact on our financial statements, would be reflected in the financial statements when management considers them probable of occurring and the amount reasonably estimable. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized. Our estimates of the realization of deferred tax assets is based on the information available at the time the financial statements are prepared and may include estimates of future income and other assumptions that are inherently uncertain.
Maintenance obligations — We are responsible for maintenance on a portion of the managed and owned lease fleet under the terms of maintenance obligations defined in the underlying lease or management agreements. The estimated maintenance liability is based on maintenance histories for each type and age of railcar. These estimates involve judgment as to the future costs of repairs and the types and timing of repairs required over the lease term. As we cannot predict with certainty the prices, timing and volume of maintenance needed in the future on railcars under long-term leases, this estimate is uncertain and could be materially different from maintenance requirements. The liability is periodically reviewed and updated based on maintenance trends and known future repair or refurbishment requirements. Historically, we have not had material adjustments to these estimates as they are reviewed frequently and cover long-term contracts. However, these adjustments could be material in the future due to the inability to predict future maintenance requirements.
Warranty accruals — Warranty costs are estimated and charged to operations to cover a defined warranty period. The estimated warranty cost is based on historical warranty claims for each particular product type. For new product types without a warranty history, preliminary estimates are based on historical information for similar product types. These estimates are inherently uncertain as they are based on historical data for existing products and judgment for new products. If warranty claims are made in the current period for issues that have not historically been the subject of warranty claims and were not taken into consideration in establishing the accrual or if claims for issues already considered in establishing the accrual exceed expectations, warranty expense may exceed the accrual for that particular product. Conversely, there is the possibility that claims may be lower than estimates. The warranty accrual is periodically reviewed and updated based on warranty trends. In aggregate, historical warranty costs have not been materially different from the estimates. However, as we cannot predict the amount or timing of future claims, the potential exists for the difference in any one reporting period to be material.

THE GREENBRIER COMPANIES, INC.
Results of Operations
Three Months Ended May 31, 2006 Compared to Three Months Ended May 31, 2005
Overview
Total revenue for the three months ended May 31, 2006 was $266.1 million, a decrease of $19.9 million from revenue of $286.0 million in the prior comparable period. Net earnings were $10.7 million and $9.0 million for the three months ended May 31, 2006 and 2005.
Manufacturing Segment
Manufacturing revenue includes results from new railcar, marine, refurbishment and maintenance activities. New railcar delivery and backlog information includes all facilities and orders that may be manufactured by unaffiliated subcontractors.
Manufacturing revenue for the three months ended May 31, 2006 was $236.1 million compared to $266.1 million in the corresponding prior period, a decrease of $30.0 million. The decrease is primarily the result of lower railcar deliveries. New railcar deliveries were approximately 3,000 units in the current period compared to 3,600 units in the prior comparable period. Lower current period railcar deliveries were the result of changes in production rates to meet customer delivery requirements, a slower European freight car market over the past year and the prior period including deliveries under a subcontract arrangement.
Manufacturing margin percentage, which includes new railcar, marine, refurbishment and maintenance activities, for the three months ended May 31, 2006 was 10.4% compared to a margin of 9.2% for the three months ended May 31, 2005. The increase was primarily due to lower costs on certain materials and efficiencies of long production runs. In addition, the prior period was adversely impacted by production issues in Europe on two contracts.
Leasing & Services Segment
Leasing & services revenue increased $10.1 million, or 50.8%, to $30.0 million for the three months ended May 31, 2006 compared to $19.9 million for the three months ended May 31, 2005. The change is primarily a result of a $7.0 million increase in gains on disposition of assets from the lease fleet, a $1.8 million increase in lease revenue from new lease additions and a $1.4 million increase in interim lease revenue on railcars held for sale. Pre-tax earnings of $7.8 million were realized on the disposition of leased equipment, compared to $0.8 million in the prior comparable period. Assets from Greenbrier’s lease fleet are periodically sold in the normal course of business in order to take advantage of market conditions, manage risk and maintain liquidity.
Leasing & services margin, as a percentage of revenue, was 66.1% and 52.1% for the three-month periods ended May 31, 2006 and 2005. The increase was primarily a result of increases in gains on sale and interim rental on assets held for sale both of which have no associated cost of sales. In addition, renewal of leases at higher lease rates, diversification of railcar types in the lease fleet and newer lease equipment with lower maintenance costs also contributed to the margin increase.
Other Costs
Selling and administrative expense was $18.1 million for the three months ended May 31, 2006 compared to $15.3 million for the comparable prior period, an increase of $2.8 million. The change is primarily due to increases in employee costs which include new employees, compensation and benefit increases and incentive compensation for both salaried and hourly employees, $0.7 million in amortization of the value of restricted stock grants, increases in professional fees for audit and consulting, partially offset by a $0.5 million reduction in legal expense and a prior period accrual for bad debt.

THE GREENBRIER COMPANIES, INC.
Interest and foreign exchange increased $3.7 million to $6.0 million for the three months ended May 31, 2006, compared to $2.3 million in the prior comparable period. The increase is due to higher outstanding debt levels and $0.8 million in interest accrued on the tentative IRS settlement, partially offset by foreign exchange fluctuations. Current period results include foreign exchange gains of $1.3 million, as compared to gains of $0.9 million in the prior comparable period.
The results of operations for the three months ended May 31, 2005 include special charges of $2.9 million for debt prepayment penalties and costs associated with settlement of interest rate swap agreements on $55.7 million of notes payable that were refinanced through a $175.0 million senior unsecured note offering.
Income Tax
Our effective tax rate was 48.2% and 40.5% for the three months ended May 31, 2006 and 2005. Tax expense for the quarter includes $2.2 million associated with a tentative settlement with the IRS in conjunction with completion of an audit of our tax returns for the years 1999-2002. The effective tax rate prior to this adjustment for the three months ended May 31, 2006 was 36.1%. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related accrual of tax benefit. Our tax rate in the United States for the three months ended May 31, 2006 represents a tax rate of 40.5% as compared to 42.0% in the prior comparable period. The decline in United States tax rate is due to reduced state income tax rates and the current year implementation of the manufacturing tax deduction included in the American Jobs Creation Act of 2004. Both periods include varying tax rates on foreign operations.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings of the castings joint venture was $0.1 million for the three months ended May 31, 2006 compared to $0.4 million for the three months ended May 31, 2005. The decline is primarily associated with closure costs at one of the two joint venture foundries which operated on a temporary basis until the second more efficient facility was fully operational.
Nine Months Ended May 31, 2006 Compared to Nine Months Ended May 31, 2005
Overview
Total revenues for the nine months ended May 31, 2006 were $688.7 million, a decrease of $70.3 million from revenues of $759.0 million in the prior comparable period. Net earnings were $27.3 million and $19.2 million for the nine months ended May 31, 2006 and 2005.
Manufacturing Segment
Our purchase on December 1, 2004 of Bombardier’s equity interest in the railcar manufacturing joint venture located in Mexico brought our ownership percentage to 100%. As a result the financial results of the subsidiary, formerly accounted for under the equity method, were consolidated beginning December 1, 2004.
Manufacturing revenue for the nine months ended May 31, 2006 was $609.6 million compared to $700.3 million in the corresponding prior period, a decrease of $90.7 million, or 13.0%. In addition, the prior comparable period excludes $28.7 million in revenue from our Mexican manufacturing facility that was accounted for under the equity method through November 30, 2004. Revenue decreases were primarily due to lower new railcar deliveries which were approximately 8,200 units in the current period compared to 9,900 units in the prior comparable period. Lower current period railcar deliveries were the result of changes in production rates to meet customer delivery requirements, a slower European freight car market over the past year and more units delivered under a subcontract arrangement in the prior comparable period.

THE GREENBRIER COMPANIES, INC.
Manufacturing margin percentage for the nine months ended May 31, 2006 was 11.4% compared to 8.3% for the nine months ended May 31, 2005. The increase was primarily due to lower costs on certain materials, operating efficiency improvements at certain of our facilities and a $1.8 million reduction in warranty accruals associated with expiration of warranty periods and the settlement of an outstanding warranty claim. In addition, the prior period was adversely impacted by production issues in Europe, surcharges and price increases on materials that could not be passed onto the customer, temporary production issues at one facility and inclement weather related closures.
Leasing & Services Segment
Leasing & services revenue increased $20.4 million, or 34.8%, to $79.1 million for the nine months ended May 31, 2006 compared to $58.7 million for the nine months ended May 31, 2005. The change is primarily a result of a $6.3 million increase in gains on sale of equipment from the lease fleet, an $8.2 million increase in lease revenue from net new lease additions, and a $5.0 million increase in interim lease rental on railcars held for sale. Pre-tax earnings of $10.6 million were realized on the disposition of leased equipment, compared to $4.3 million in the prior comparable period.
Leasing & services operating margin percentage increased to 60.5% for the nine months ended May 31, 2006 compared to 48.0% for the nine months ended May 31, 2005. The increase was primarily a result of increases in gains on sale and interim rental on assets held for sale, both of which have no associated cost of sales. In addition, renewal of leases at higher lease rates, diversification of railcar types in the lease fleet and newer lease equipment with lower maintenance costs also contributed to the margin increase.
Other Costs
Selling and administrative costs were $51.0 million for the nine months ended May 31, 2006 compared to $41.4 million for the comparable prior period, an increase of $9.6 million, or 23.2%. The change is primarily due to increases in employee costs which include new employees, compensation and benefit increases and incentive compensation for both salaried and hourly employees, $2.1 million in amortization of the value of restricted stock grants, increases in professional fees for audit and consulting, partially offset by a $1.9 million reduction in legal expense.
Interest and foreign exchange increased $7.8 million to $17.4 million for the nine months ended May 31, 2006, compared to $9.6 million in the prior comparable period. The increase is due to higher outstanding debt levels, $0.8 million in interest accrued on the tentative IRS settlement and $0.7 million in interest paid on the purchase of subsidiary shares subject to mandatory redemption, partially offset by foreign exchange fluctuations. Current period results include foreign exchange gains of $1.9 million as compared to foreign exchange losses of $0.7 million in the prior comparable period.
The results of operations for the nine months ended May 31, 2005 include special charges of $2.9 million for debt prepayment penalties and costs associated with settlement of interest rate swap agreements on $55.7 million of notes payable that were refinanced through a $175.0 million senior unsecured note offering.
Income Tax
Our effective tax rate was 45.3% and 39.6% for the nine months ended May 31, 2006 and 2005. Current period tax expense includes $2.2 million associated with a tentative settlement with the IRS in conjunction with completion of an audit of our tax returns for the years 1999-2002. The effective tax rate prior to this adjustment for the nine months ended May 31, 2006 was 40.2%. The fluctuations in effective tax rate are due to the geographical mix of pre-tax earnings and losses, minimum tax requirements in certain local jurisdictions and operating losses for certain operations with no related accrual of tax benefit. Our tax rate in the United States for the six months ended May 31, 2006 represents a tax rate of 40.5% as compared to 42.0% in the prior comparable period. The decline in United States tax rate is due to reduced state income tax rates and the current period implementation of the manufacturing tax deduction included in the American Jobs Creation Act of 2004. Both periods include varying tax rates on foreign operations

THE GREENBRIER COMPANIES, INC.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was $0.4 million for the nine months ended May 31, 2006 compared to a loss of $0.3 million for the nine months ended May 31, 2005. The nine months ended May 31, 2005 included a loss of $0.6 million from the Mexican joint venture. As a result of the buyout of our joint venture partner’s interest in the venture, the financial results of the entity were consolidated beginning on December 1, 2004.
Equity in earnings of the castings joint venture was $0.4 million for the nine months ended May 31, 2006 compared to $0.3 million for the nine months ended May 31, 2005. Improved results are due to efficiencies associated with higher production, partially offset by closure costs at one of the two joint venture foundries which operated on a temporary basis until the second more efficient facility was fully operational.
Liquidity and Capital Resources
During the nine months ended May 31, 2006, cash increased $113.5 million to $186.7 million from $73.2 million at August 31, 2005. Cash increases were primarily due to proceeds received from the issuance of $100.0 million of convertible debt in May 2006 and $60.0 million in senior unsecured notes in November 2005, partially offset by the purchases of equipment for the lease fleet and assets held for sale and payment of participation under an agreement with Union Pacific Railroad.
Cash provided by operations for the nine months ended May 31, 2006 was $7.6 million compared to cash used by operations of $37.4 million for the nine months ended May 31, 2005. The change is due primarily to timing of working capital needs including purchases of railcars held for sale, inventory for start-up of production lines for different car types and varying customer payment terms.
Cash used in investing activities was $43.2 million for the nine months ended May 31, 2006 compared to $12.8 million in the prior comparable period. The increased cash utilization was primarily due to increased capital expenditures.
Capital expenditures totaled $67.1 million and $49.5 million for the nine months ended May 31, 2006 and 2005. Of these capital expenditures, approximately $53.4 million and $39.3 million were attributable to leasing & services operations. Leasing & services capital expenditures for 2006 are expected to be approximately $108.0 million We regularly sell assets from our lease fleet, some of which may have been purchased within the current year and included in capital expenditures. Proceeds from the sale of equipment are expected to be approximately $40.0 million in 2006.
Approximately $13.7 million and $10.2 million of capital expenditures for the nine months ended May 31, 2006 and 2005 were attributable to manufacturing operations. Capital expenditures for manufacturing operations are expected to be approximately $25.0 million in 2006, a portion of which is associated with expansion and improvement of our marine facilities.
Cash provided by financing activities was $150.0 million for the nine months ended May 31, 2006 compared to $104.0 million in the nine months ended May 31, 2005. During the nine months ended May 31, 2006 we received $60.0 million in proceeds from a senior unsecured note offering and $100.0 million in proceeds from a convertible debt offering. In the prior period, cash proceeds were primarily from $175.0 million in proceeds from a senior unsecured note offering, partially offset by debt paydowns of $71.5 million.
All amounts originating in foreign currency have been translated into United States dollars at the May 31, 2006 exchange rate for the purpose of the following discussion. Credit facilities aggregated $175.1 million as of May 31, 2006. Available borrowings are based upon defined levels of inventory, receivables, leased equipment and property, plant and equipment, as well as total debt to consolidated capitalization, tangible net worth and interest coverage

THE GREENBRIER COMPANIES, INC.
ratios which at May 31,2006 levels would provide for maximum borrowing of $108.3 million, of which $21.3 million is outstanding. A $125.0 million revolving line of credit is available through June 2010 to provide working capital and interim financing of equipment for the United States and Mexican operations. A $27.3 million line of credit is available through June 2010 for working capital for Canadian manufacturing operations. Lines of credit totaling $22.8 million are available principally through June 2008 to provide working capital for the European manufacturing operation. Advances bear interest at rates that depend on the type of borrowing and the defined ratio of debt to total capitalization. At May 31, 2006, there were no borrowings outstanding under the North American credit facilities. The European manufacturing credit lines had $21.3 million outstanding.
In accordance with customary business practices in Europe, we have $15.0 million in bank and third party performance, advance payment and warranty guarantee facilities all of which has been utilized as of May 31, 2006. To date, no amounts have been drawn under these performance, advance payment and warranty guarantees.
We have advanced $1.7 million in long term advances to an unconsolidated subsidiary which are secured by accounts receivable and inventory. As of May 31, 2006, this same unconsolidated subsidiary had $6.9 million in third party debt for which we have guaranteed 33% or approximately $2.3 million.
We have outstanding letters of credit aggregating $3.3 million associated with facility leases and payroll.
Foreign operations give rise to risks from changes in foreign currency exchange rates. Greenbrier utilizes foreign currency forward exchange contracts with established financial institutions to hedge a portion of that risk. No provision has been made for credit loss due to counterparty non-performance.
Quarterly dividends have been paid since the 4th quarter of 2004 when dividends of $.06 per share were reinstated. The dividend was increased to $.08 per share in the 4th quarter of 2005.
The issuance of $160.0 million in debt in the current year has resulted in an increase in our estimated future contractual cash obligations for interest from what was reported in our 2005 Annual Report on Form 10K. Future cash obligations related to interest associated with this debt are $7.4 million in 2007, $7.4 million in 2008, $7.4 million in 2009, $7.4 million in 2010 and $63.3 million thereafter.
We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financing, to be sufficient to fund dividends, working capital needs, planned capital expenditures and expected debt repayments for the foreseeable future.
Off Balance Sheet Arrangements
We do not currently have off balance sheet arrangements that have or are likely to have a material current or future effect on our Consolidated Financial Statements.
Forward-Looking Statements
From time to time, Greenbrier or its representatives have made or may make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. These forward-looking statements rely on a number of assumptions concerning future events and include statements relating to:
•	availability of financing sources and borrowing base for working capital, other business development activities, capital spending and railcar warehousing activities;
•	ability to renew or obtain sufficient lines of credit and performance guarantees on acceptable terms;
•	ability to utilize beneficial tax strategies;

THE GREENBRIER COMPANIES, INC.
•	ability to grow our railcar services and lease fleet and management services business;
•	ability to obtain sales contracts which contain provisions for the escalation of prices due to increased costs of materials and components;
•	ability to obtain adequate certification and licensing of products; and
•	short- and long-term revenue and earnings effects of the above items.
Forward-looking statements are subject to a number of uncertainties and other factors outside Greenbrier’s control. The following are among the factors that could cause actual results or outcomes to differ materially from the forward-looking statements:
•	a delay or failure of acquired businesses, products or services to compete successfully;
•	decreases in carrying value of assets due to impairment;
•	severance or other costs or charges associated with lay-offs, shutdowns, or reducing the size and scope of operations;
•	changes in future maintenance requirements;
•	effects of local statutory accounting conventions on compliance with covenants in certain loan agreements;
•	domestic and global business conditions and growth or reduction in the surface transportation industry;
•	actual future costs and the availability of materials and a trained workforce;
•	ability to maintain good relationships with third party labor providers or collective bargaining units;
•	availability of subcontractors;
•	ability to adequately pass through steel price increases, scrap surcharges and other commodity price fluctuations and their related impact on railcar demand and margin;
•	changes in product mix and the mix between the manufacturing and leasing & services segments;
•	ability to deliver railcars in accordance with customer specifications;
•	labor disputes or strikes, energy shortages or operating difficulties that might disrupt manufacturing operations or the flow of cargo;
•	production difficulties, product delivery delays and warranty issues as a result of, among other matters, changing technologies or non-performance of partners, subcontractors or suppliers;
•	ability to obtain suitable contracts for railcars held for sale;
•	lower than anticipated residual values for leased equipment;
•	discovery of defects in manufactured railcars resulting in increased warranty costs or litigation;
•	resolution or outcome of investigations or pending litigation;
•	the ability to consummate expected sales;
•	delays in receipt of orders, risks that contracts may be canceled during their term or not renewed and that customers may not purchase as much equipment under the contracts as anticipated;
•	financial condition of principal customers;
•	market acceptance of products;
•	ability to determine and obtain adequate levels of insurance at acceptable rates;
•	competitive factors, including introduction of competitive products, price pressures, limited customer base and competitiveness of our manufacturing facilities and products;
•	industry over-capacity and our manufacturing capacity utilization;
•	continued industry demand at current and anticipated levels for railcar products;
•	domestic and global political, regulatory or economic conditions including such matters as terrorism, war, embargoes or quotas;
•	ability to adjust to the cyclical nature of the railcar industry;
•	the effects of car hire deprescription on leasing revenue;
•	changes in interest rates;
•	actions by various regulatory agencies;
•	changes in fuel and/or energy prices;
•	availability and price of essential raw materials, specialties or components, including steel castings, to permit manufacture of units on order;
•	ability to replace lease revenue and earnings from maturing and terminating leases with revenue and earnings from additions to the lease fleet, lease renewals and management services; and
•	financial impacts from currency fluctuations in our worldwide operations.

THE GREENBRIER COMPANIES, INC.
Any forward-looking statements should be considered in light of these factors. Greenbrier assumes no obligation to update or revise any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements or if Greenbrier later becomes aware that these assumptions are not likely to be achieved, except as required under securities laws.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
We have operations in Canada, Mexico, Germany and Poland that conduct business in their local currencies as well as other regional currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect the margin on a portion of forecast foreign currency sales. At May 31, 2006, $36.7 million of forecast sales were hedged by foreign exchange contracts. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact a movement in a single foreign currency exchange rate would have on future operating results. We believe the exposure to foreign exchange risk is not material.
In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2006, net assets of foreign subsidiaries aggregated $36.6 million and a uniform 10% strengthening of the United States dollar relative to the foreign currencies would result in a decrease in stockholders’ equity of $3.7 million, 1.8% of total stockholders’ equity. This calculation assumes that each exchange rate would change in the same direction relative to the United States dollar.
Interest Rate Risk
We have managed our floating rate debt with interest rate swap agreements, effectively converting $21.0 million of variable rate debt to fixed rate debt. At May 31, 2006, the exposure to interest rate risk is limited since 93% of our debt has fixed rates. As a result, we are only exposed to interest rate risk relating to our revolving debt and a portion of term debt. At May 31, 2006, a uniform 10% increase in interest rates would result in approximately $0.2 million of additional annual interest expense.

THE GREENBRIER COMPANIES, INC.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

THE GREENBRIER COMPANIES, INC.
Item 5. OTHER INFORMATION
The following Consolidated Earnings Statement (Unaudited) for the twelve month period ended May 31, 2006 covers a period of twelve months beginning 26 days after the effective date of the Company’s Registration Statement (File No. 333-121181) for its May 5, 2006 public offering, and it is hereby made available to security holders pursuant to Rule 158 of the Securities Act of 1933, as amended.
The Greenbrier Companies, Inc.
Twelve month period ending May 31, 2006
Consolidated Earnings Statement
(In thousands, except per share amounts, unaudited)

Revenue
Manufacturing	$850,436
Leasing & services	103,455

953,891

Cost of revenue
Manufacturing	755,636
Leasing & services	41,869

797,505

Margin	156,386

Other costs
Selling and administrative	67,058
Interest and foreign exchange	22,602

89,660

Earnings before income taxes and equity in unconsolidated subsidiaries	66,726

Income tax expense	(29,345)

Earnings before equity in unconsolidated subsidiaries	37,381

Equity in earnings (loss) of unconsolidated subsidiaries	465

Net earnings	$37,846

Basic earnings per common share	$2.43

Diluted earnings per common share	$2.39

Weighted average common shares:

Basic	15,544
Diluted	15,834

THE GREENBRIER COMPANIES, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There is hereby incorporated by reference the information disclosed in Note 12 to Consolidated Financial Statements, Part I of this quarterly report.
Item 6. Exhibits
(a) List of Exhibits:

31.1	Certification pursuant to Rule 13 (a) — 14 (a)

31.2	Certification pursuant to Rule 13 (a) — 14 (a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

THE GREENBRIER COMPANIES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date: June 29, 2006	By:	/s/ Joseph K. Wilsted
Joseph K. Wilsted
Senior Vice President and
Chief Financial Officer

(Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENBRIER-CONCARRIL, LLC
Dated: June 29, 2006	By:	/s/ Joseph K. Wilsted
Joseph K. Wilsted
Vice President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on June 29, 2006:

Signature	Title

/s/ William A. Furman	Chairman of the Board of Directors
William A. Furman	(Principal Executive Officer)

/s/ Joseph K. Wilsted	Vice President
Joseph K. Wilsted	(Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENBRIER LEASING LIMITED
PARTNER, LLC

Dated: June 29, 2006	By: Greenbrier Leasing Company LLC
Sole Member and Manager

	By:	/s/ Joseph K. Wilsted Joseph K. Wilsted
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on June 29, 2006:

Signature	Title

/s/ William A. Furman William A. Furman	Principal Executive Officer

/s/ Joseph K. Wilsted Joseph K. Wilsted	Principal Financial and Accounting Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENBRIER LEASING COMPANY, LLC

Dated: June 29, 2006	By:	/s/ Joseph K. Wilsted Joseph K. Wilsted Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on June 29, 2006:

Signature	Title

/s/ William A. Furman	Chief Executive Officer and Manager
William A. Furman	(Principal Executive Officer)

/s/ Joseph K. Wilsted	Vice President
Joseph K. Wilsted	(Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENBRIER LEASING, L.P.

Dated: June 29, 2006	By: Greenbrier Management Services LLC
General Partner

By: Greenbrier Leasing Company LLC
Sole Member and Manager

	By:	/s/ Joseph K. Wilsted Joseph K. Wilsted
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on June 29, 2006:

Signature	Title

/s/ William A. Furman	Principal Executive Officer
William A. Furman

/s/ Joseph K. Wilsted	Principal Financial and Accounting Officer
Joseph K. Wilsted

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENBRIER MANAGEMENT SERVICES LLC

Dated: June 29, 2006	By: Greenbrier Leasing Company LLC
Sole Member and Manager

	By:	/s/ Joseph K. Wilsted Joseph K. Wilsted Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on June 29, 2006:

Signature	Title

/s/ William A. Furman	Principal Executive Officer
William A. Furman

/s/ Joseph K. Wilsted	Principal Financial and Accounting Officer
Joseph K. Wilsted

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENBRIER RAILCAR LLC

Dated: June 29, 2006	By:	/s/ Joseph K. Wilsted

Joseph K. Wilsted Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on June 29, 2006:

Signature	Title

/s/ William A. Furman	Manager
William A. Furman	(Principal Executive Officer)

/s/ Joseph K. Wilsted	Vice President
Joseph K. Wilsted	(Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUNDERSON LLC

Dated: June 29, 2006	By:	/s/ Joseph K. Wilsted Joseph K. Wilsted
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on June 29, 2006:

Signature	Title

/s/ William A. Furman	Manager
William A. Furman	(Principal Executive Officer)

/s/ Joseph K. Wilsted	Vice President
Joseph K. Wilsted	(Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUNDERSON MARINE LLC

Dated: June 29, 2006	By:	/s/ Joseph K. Wilsted Joseph K. Wilsted
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on June 29, 2006:

Signature	Title

/s/ William A. Furman	Manager
William A. Furman	(Principal Executive Officer)

/s/ Joseph K. Wilsted	Vice President
Joseph K. Wilsted	(Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUNDERSON RAIL SERVICES LLC
Dated: June 29, 2006	By:	/s/ Joseph K. Wilsted
Joseph K. Wilsted
Vice President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on June 29, 2006:

Signature	Title

/s/ William A. Furman William A. Furman	Manager (Principal Executive Officer)

/s/ Joseph K. Wilsted Joseph K. Wilsted	Vice President (Principal Financial and Accounting Officer)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUNDERSON SPECIALTY PRODUCTS LLC

Dated: June 29, 2006	By: Gunderson LLC, Sole Member and Sole Manager

	By:	/s/ Joseph K. Wilsted Joseph K. Wilsted
Vice President
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on June 29, 2006:

Signature	Title

/s/ William A. Furman William A. Furman	Principal Executive Officer

/s/ Joseph K. Wilsted Joseph K. Wilsted	Principal Financial and Accounting Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTOSTACK COMPANY LLC
Dated: June 29, 2006	By:	/s/ Joseph K. Wilsted
Joseph K. Wilsted
Vice President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on June 29, 2006:

Signature	Title

/s/ William A. Furman	Chief Executive Officer and Manager
William A. Furman	(Principal Executive Officer)

/s/ Joseph K. Wilsted	Vice President
Joseph K. Wilsted	(Principal Financial and Accounting Officer)

THE GREENBRIER COMPANIES, INC.
Exhibit Index

31.1	Certification pursuant to Rule 13 (a) — 14 (a)

31.2	Certification pursuant to Rule 13 (a) — 14 (a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.